Form 10-K
period 2004-12-31
USAA ACCEPTANCE LLC TRUST 2004-1
filed 2005-03-31
CIK 1282147

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-112241-01
                       -------------

                   USAA AUTO LOAN OWNER TRUST 2004-1 (Issuer)
                 USAA ACCEPTANCE, LLC (Originator of the Trust)
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          72-6216179
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            One Rodney Square
       920 King Street, 1st Floor
          Wilmington, Delaware                                      19801
(Address of principal executive offices)                          (Zip Code)

                                  (302)888-7536
                             (Registrant's telephone
                          number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

USAA Auto Loan Owner Trust 2004-1 had four classes of notes and one class of certificates outstanding as of December 31, 2004. The notes represent the Auto Loan Backed Notes Class A-1, Auto Loan Backed Notes Class A-2, Auto Loan Backed Notes Class A-3, and Auto Loan Backed Notes Class A-4 of USAA Auto Owner Trust 2004-1. The certificates represent the Class B Auto Loan Backed Certificates of USAA Auto Loan Owner Trust 2004-1.

The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993. Items that are not referred to in this Annual Report are omitted because they are not applicable under such no action letter.

                        USAA AUTO LOAN OWNER TRUST 2004-1
                            USAA FEDERAL SAVINGS BANK

                                     PART I

ITEM 2. PROPERTIES

     USAA Auto Loan Owner Trust 2004-1 (the Trust) was formed pursuant to a Trust Agreement dated February 1, 2004, between USAA Acceptance, LLC, as Depositor and Wachovia Trust Company, National Association, as Owner Trustee. The Trust was also formed in accordance with a Sale and Servicing Agreement dated as of February 1, 2004 among USAA Auto Owner Trust 2004-1, as Issuer, USAA Acceptance, LLC, as Depositor, and USAA Federal Savings Bank as Seller and Servicer (the "Sale and Servicing Agreement").

     The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 1.08% Class A-1 Auto Owner Trust Notes, 1.43% Class A-2 Auto Owner Trust Notes, 2.06% Class A-3 Auto Owner Trust Notes, 2.67% Class A-4 Auto Owner Trust Notes, and 3.21% Class B Auto Owner Trust Certificates, and engaging in related transactions.

     The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                                           Units    ($ in 000's)
                                                          -------   ------------
Original Receivables outstanding,
February 1, 2004                                          111,847    $1,900,000
Prepayments                                                    --    $  286,410
Repossessions                                                  --    $    1,002
Receivables outstanding, December 31, 2004                 90,299    $1,246,708

Delinquent Receivables as of December 31, 2004:

                                                            Units   ($ in 000's)
                                                            -----   ------------
31-60 days                                                    85       $1,216
61-90 days                                                    23       $  331
91 days or more                                                6       $  118
                                                             ---       ------
   Total                                                     114       $1,665

     Losses on repossessions for the period ending December 31, 2004 were approximately $ 2,036,000 on ___ Receivables.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2004, there is one direct participant in the Class B Auto Owner Trust Backed Certificate. There is no secondary market for this certificate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

     (a) (1) Pursuant to the Sale & Servicing Agreement, the Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Sale & Servicing Agreement and certain other matters, (the "Annual Statement of the Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale and Servicing Agreement (the "Accountants' Annual Report"). Both the Annual Statement of the Servicer and the Accountants' Annual Report are attached as Exhibits 99.2 and 99.3, respectively, to this Report.

          (2) Not applicable.

          (3) Not applicable.

     Exhibit 99.2: Annual Statement of the Servicer.

     Exhibit 99.3: Accountant's Annual Report

     (a) Current Reports of Form 8 - K filed during the last quarter of the period covered by this Report:

     Date of Current Report   Item Reported
     October 15, 2004         Monthly Report sent to Noteholders with the
                              September 2004 Distribution

     November 15, 2004        Monthly Report sent to Noteholders with the
                              October 2004 Distribution

     December 15, 2004        Monthly Report sent to Noteholders with the
                              November 2004 Distribution

     January 18, 2005         Monthly Report sent to Noteholders with the
                              December 2004 Distribution

     (b)  See subparagraph (a) (3) above.

     (c)  Not applicable.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders.

                                  Certification

I, Rosemary M. Elizalde, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of USAA Acceptance, LLC;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the sale and servicing agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the procedures, as set forth in the sale and servicing agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wachovia Trust Company, National Association, and JP Morgan Chase Bank.

Date: March 29, 2005


/s/ ROSEMARY M. ELIZALDE
------------------------------
Rosemary M. Elizalde
Senior Vice President, Senior Financial Officer
USAA Federal Savings Bank

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     USAA FEDERAL SAVINGS BANK
                                     -------------------------
                                     (Registrant)


                                     By: /s/ Michael J. Broker
                                         ---------------------------------------
                                         Michael J. Broker
                                         (Duly Authorized Officer of
                                         USAA Federal Savings Bank, as Servicer,
                                         on behalf of the Trust)

                                     Date: March 31, 2005

                                  EXHIBIT INDEX

                                                 PAGE NUMBER
EXHIBIT                 DOCUMENT                  SEQUENTIAL
-------                 --------                 -----------
  99.2    Annual Statement of the Servicer.           7

  99.3    Accountants' Annual Report -                8
          Independent Accountants' Reports and
          Management Assertions.